Form 10-K
period 2016-12-31
World Omni Auto Receivables Trust 2014-A
filed 2017-03-30
CIK 1605131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Date: March 10, 2017

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